Form 10-Q
period 2013-06-30
Kronos Ventures Corp.
filed 2014-08-22
CIK 1522120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of June 30, 2013 and as of August 20, 2014, there were 31,390,000 shares of common stock, $0.0001 par value per share, outstanding.

KRONOS VENTURES CORP.
(A Development Stage Company)
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2013

INDEX

Index		Page

Part I. Financial Information

Item 1.	Financial Statements	4

	Interim Balance Sheets as of June 30, 2013 (Unaudited) and December 31, 2012.	4

	Interim Statements of Operations (Unaudited) for the three and six months and ended June 30, 2013 and 2012, and for the cumulative period from inception (January 31, 2012) through June 30, 2013.	5

	Statements of Cash Flows (Unaudited) for the six months and ended June 30, 2013 and 2012, and for the cumulative period from inception (January 31, 2012) through June 30, 2013.	6

	Notes to Financial Statements (Unaudited).	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	12

Item 4.	Controls and Procedures.	12

Part II. Other Information

Item 1.	Legal Proceedings.	13

Item 1A.	Risk Factors.	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	13

Item 3.	Defaults Upon Senior Securities.	13

Item 4.	Mine Safety Disclosures.	13

Item 5.	Other Information.	13

Item 6.	Exhibits.	14

Signatures		15

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

KRONOS VENTURES CORP.
(A DEVELOPMENT STAGE COMPANY)
INTERIM BALANCE SHEETS

	June 30, 2013 (unaudited)	December 31, 2012 (audited)
ASSETS
Current Assets
Cash	$—	$—
Total Current Assets	—	—
TOTAL ASSETS	$—	$—

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Total Current Liabilities	—	—
TOTAL LIABILITIES	—	—

Stockholders’ Equity (Deficit)
Preferred stock ($.0001 par value, 20,000,000 shares authorized; none issued and outstanding)	—	—
Common stock ($.0001 par value, 500,000,000 shares authorized, 31,390,000 shares issued and outstanding as of June 30, 2013 and December 31, 2012)	3,139	3,139
Deficit accumulated during developmental stage	(3,139)	(3,139)
Total Stockholders’ Equity (Deficit)	—	—
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$—	$—

The accompanying notes are an integral part of these unaudited interim financial statements.

KRONOS VENTURES CORP.
(A DEVELOPMENT STAGE COMPANY)
INTERIM STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012	Period from January 31, 2012 (Date of Inception) through June 30, 2013

Revenues	$—	$—	$—	$—	$—
Total Revenues	—	—	—	—	—

General & Administrative Expenses
Organization and related expenses	—	—	—	3,139	3,139
Total General & Administrative expenses	—	—	—	3,139	3,139

Net Loss	$—	$—	$—	$(3,139)	$(3,139)

Basic and Diluted Loss Per Share	$0.0000	$0.0000	$0.0000	$(0.0001)

Weighted average number of common shares outstanding	31,390,000	31,390,000	31,390,000	31,390,000

The accompanying notes are an integral part of these unaudited interim financial statements.

KRONOS VENTURES CORP.
(A DEVELOPMENT STAGE COMPANY)
INTERIM STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30, 2013	For the Six Months Ended June 30, 2012	Period from January 31, 2012 (Date of Inception) through June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$—	$(3,139)	$(3,139)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Common stock issued to Founder for services rendered	—	3,139	3,139
Net cash provided by (used in) operating activities	—	—	—
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in ) investing activities	—	—	—
CASH FLOWS FROM FINANCING ACTIVITIES
Net cash provided by (used in) financing activities	—	—	—
Net increase (decrease) in cash	—	—	—
Cash at beginning of period	—	—	—
Cash at the end of period	$—	$—	$—
NONCASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued to founder for services rendered	$—	$3,139	$3,139
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$—	$—	$—
Income taxes paid	$—	$—	$—

The accompanying notes are an integral part of these unaudited interim financial statements.

KRONOS VENTURES CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
JUNE 30, 2013
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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements have been prepared without audit pursuant to the rules and regulations of the United States Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (GAAP) for complete financial statements. The unaudited financial statements reflect all adjustments (consisting of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods indicated. The financial statements herein should be read in conjunction with the financial statements and notes thereto, together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in the 10K for the period from inception on January 31, 2012 to December 31, 2012 for Kronos Ventures Corp. (the “Company” or “Kronos”). The results of operations for the three month and six month period ended June 30, 2013 are not necessarily indicative of the results for the entire year ending December 31, 2013.

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

The Company consists of the following classes of capital stock as of June 30, 2013 and December 31, 2012:

*	Common stock, $0.0001 par value: 500,000,000 shares authorized; 31,390,000 shares issued and outstanding.

*	Preferred stock, $0.0001 par value: 20,000,000 shares authorized; but not issued and outstanding.

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

RESULTS OF OPERATIONS

For the quarter ended June 30, 2013, we did not general any revenues. We have not incurred any revenues from Inception (January 31, 2012) to June 30, 2013.

For the three months ended June 30, 2013 and 2012, we did not incur any expenses.

For the six months ended June 30, 2013, we did not incur any expenses. For the six months ended June 30, 2012, we incurred general and administrative expenses of $3,139.

Our net loss since from inception (January 31, 2012) through June 30, 2013 is $3,139.

GOING CONCERN

Kronos Ventures Corp. is a blank check company, a development stage company and currently has limited operations. Our independent auditor has issued an audit opinion for Kronos Ventures which includes a statement raising substantial doubt as to our ability to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2013, our cash balance was $0 and we had $0 in outstanding liabilities. Total expenditures over the next 12 months are expected to be approximately $15,000, in order to complete our 12-month plan of operation, more fully described in this Form 10-Q. If we experience a shortage of funds prior to generating revenues from operations we may utilize funds from our director, who has informally agreed to advance funds to allow us to pay for operating costs, however they have no formal commitment, arrangement or legal obligation to advance or loan funds to us. Management believes our current cash balance will not be sufficient to fund our operations for the next twelve months.

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

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of June 30, 2013.

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
________
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
________
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